Form 10-K/A
period 2005-12-31
Securitized Asset Backed Receivables LLC Trust 2005-FR5
filed 2006-04-04
CIK 1343581

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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



  Securitized Asset Backed Recievables LLC, as Depositor

  By: /s/ Paul Menefee
  Name:  Paul Menefee, Chief Accounting Officer
  Title: Chief Accounting Officer

  Dated: April 3, 2006

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



     Date: April 3, 2006

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